Form 10-K
period 2004-12-31
CITIGROUP MORTGAGE LOAN TRUST INC
filed 2005-03-31
CIK 1257102

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-107958

CITIGROUP MORTGAGE LOAN TRUST INC.

(as depositor under the Indenture,
dated as of February 1, 2004, providing for the issuance of
Origen Manufactured Housing Contract Trust Notes, Series 2004-A)

Delaware	01-0791848
State of Incorporation	I.R.S. Employer I.D. No.
390 Greenwich Street
New York, New York 10013
(212) 723-6766
(Address of principal executive offices and telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

PART I

ITEM 1. BUSINESS

Not applicable.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

     The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public trading market for the Certificates exists.

     Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, there were 25 holders of record of Certificates.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL ONWERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Not Applicable.

2. Not Applicable.

3. Exhibits

99.1	Certification Provided by the Administrator

99.2	Certification With Respect to Minimum Servicing Standards

99.3	Report of Independent Certified Public Accountants With Respect to Minimum Servicing Standards

99.4	Annual Summary Statement

99.5	Officer’s Certificate Regarding Annual Statement of Compliance

(b)	See (a) 3 above.

(c)	Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005

CITIGROUP MORTGAGE LOAN TRUST INC., Origen Manufactured Housing Contract Trust 2004-A

By: Origen Servicing, Inc., Servicer of the Trust, as Attorney-in-Fact

By:	/s/ W. Anderson Geater, Jr.
W. Anderson Geater, Jr., Chief Financial Officer

EXHIBIT INDEX

Exhibit		Filed
Number	Description	Herewith
99.1	Certification Provided by the Administrator	X
99.2	Certification With Respect to Minimum Servicing Standards	X
99.3	Report of Independent Certified Public Accountants With	X
Respect to Minimum Servicing Standards
99.4	Annual Summary Statement	X
99.5	Origen’s Certificate Regarding Annual Statement of Compliance	X